Form 10-Q
period 2009-03-31
KAMP-RITE HOLDINGS INC.
filed 2009-05-15
CIK 1440823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-53351

Kamp-Rite Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	26-2676710
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 South Archuse Avenue, Quitman, MS 39355
(Address of principal executive offices)

(610) 776-2800
(Issuer’s Telephone Number)
Enterprise VI Corporation
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,100,000 common shares as of March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 and December 31, 2008;

F-2	Statements of Operations for the three months ended March 31, 2009 and the period from May 22, 2008 (inception) to March 31, 2009;

F-3	Statements of Cash Flows for period ended March 31, 2009 and the period from May 22, 2008 (inception) to March 31, 2009;

F-4	Statement of Stockholders’ Equity (Deficit) from inception (May 22, 2008) through March 31, 2009;

F-5	Notes to Financial Statements.

KAMP-RITE HOLDINGS, INC.
(formerly known as Enterprise VI Corporation)
(A Development Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

Current Assets:

Cash	$100	$100

Total Current Assets	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT:

Accounts payable	$3,000	$-

Officer Loan	1,000	1,933

Total Current Liabilities	4,000	1,933

TOTAL LIABILITIES	4,000	1,933

Stockholder’s Deficit:

Preferred Stock: $.001 Par; 50,000,000 shares authorized, -100,000- issued and outstanding	100	100

Common Stock: $.001 par value; 100,000,000 shares authorized; 53,750,000 shares issued and outstanding	2,100	2,100

Additional Paid-in capital	933	-

Deficit Accumulated During the Development Stage	(7,033)	(4,033)

Total Stockholder's Deficit	(3,900)	(1,833)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

KAMP-RITE HOLDINGS, INC.
(formerly known as Enterprise VI Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 AND
THE PERIOD FROM INCEPTION (MAY 22, 2008) TO MARCH 31, 2009
(unaudited)
		Inception
	Three	(May
	Months	22, 2008)
	Ended	Through
	March 31,	March 31,
	2009	2009

Expenses:

General and Administrative Expenses	$3,000	$7,033

Total Operating Expenses	3,000	7,033

Net Loss	$(3,000)	$(7,033)

Net Loss per Common Share – Basic and Diluted	$(0.001)	$(0.002)

Weighted Average Number Of Common
Shares Outstanding – Basic and Diluted	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

KAMP-RITE HOLDINGS, INC.
(formerly known as Enterprise VI Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 AND
THE PERIOD FROM INCEPTION (MAY 22, 2008) TO MARCH 31, 2009
(unaudited)
		Inception
	Three	(May
	Months	22, 2008)
	Ended	Through
	March 31,	March 31,
	2009	2009

Cash Flows from Operating Activities:

Net Loss	$(3,000)	$(7,033)

Changes in: Accounts payable	3,000	3,000

Net Cash Flows Used in Operations	-	(4,033)

Cash Flows from Financing Activities:

Cash proceeds from the issuance of founders shares	-	2,200

Increase in current liabilities shareholder loan	-	1,933

Net Cash Flows Provided by Financing Activities	-	4,133

Net Increase in Cash	-	100

Cash and Cash Equivalents – Beginning of Period	100	-

Cash and Cash Equivalents – End of Period	$100	$100

SUPPLEMENTARY INFORMATION

Interest Paid	$-	$-

Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

KAMP-RITE HOLDINGS, INC.
(formerly known as Enterprise VI Corporation)
(A Development Stage Company)
Statements of Stockholder’s Equity (Deficit)
For Period From May 22, 2008 (Inception) Through March 31, 2009
				(unaudited)

						Accumulated	Total
					Additional	(Deficit)	Stockholder’s
	Preferred Stock		Common Stock		Paid-in	During the
	Number of		Number of			Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Inception – May 22, 2008 (1)	100,000	$ 100	-	$ -	$ -	$ -	$ 100

Issuance of stock to incorporator for expenses	-	-	2,100,000	2,100	-	-	2,100
Net loss for the period						(4,033)	(4,033)
Balances – December 31, 2008	100,000	100	2,100,000	2,100	-	(4,033)	(1,833)

Officer debt forgiven					933		933
Net loss for period	-	-	-	-	-	(3,000)	(3,000)

Balances – March 31, 2009	100,000	$ 100	2,100,000	$ 2,100	$ 933	$ (7,033)	$ (3,900)
(1) Series A Preferred Convertible Stock (non-registered), with one (1) vote per share.

The accompanying notes are an integral part of these financial statements

KAMP-RITE HOLDINGS, INC.

(formerly known as Enterprise VI Corporation)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

NOTE 1 – UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2008 as reported in Form 10-K filed with the SEC.

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

NOTE 2 - GOING CONCERN

Kamp-Rite Holdings, Inc. (“Kamp-Rite” or the “Company”), does not meet the test of “going concern;” instead the corporation was formed to pursue a business combination with target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market. As of this date the company has not finalized a business combination and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity and, as such, the Company has been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders. Kamp-Rite’s financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Kamp-Rite's ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2009, an officer forgave debt in the amount of $933. The amount is included as an increase to additional paid in capital.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Kamp-Rite, Inc. (“Kamp-Rite” or the “Company”) is a development stage company. At present, the Company has no current operating income.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by USA Fabrics, Inc., our sole stockholder, or another source.

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

Our President, Treasurer and Director, Mr. Bill Ferrari, has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations for the three months ended March 31, 2009.

We did not earn any revenues from January 1, 2009 through March 31, 2009. We recognized a net loss of $3,000 for the three months ended March 31, 2009.  Expenses during this period, as expenses will be during the next 12 months and beyond, were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of March 31, 2009, we had no significant capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination. We rely upon funds in our treasury, if any, or upon additional funds contributed by USA Fabrics, Inc., our sole stockholder, to fund administrative expenses and the investigation and analysis of potential business combinations.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

 Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

 Changes in Internal Control over Financial Reporting

 In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form 10-SB12G filed on November 20, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kamp-Rite Holdings, Inc.

By: /s/ Bill Ferrari

Bill Ferrari

Chief Executive Officer

Kamp-Rite, Inc.

By: /s/ Bill Ferrari

Bill Ferrari

Chief Financial Officer